Form 10-K
FFMLT 2007 FFB-SS
filed 2008-03-31
CIK 1394439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-139817-06

                            FFMLT 2007-FFB-SS
          (Exact name of Issuing Entity as specified in its Charter)

                       GS Mortgage Securities Corp.
      (Exact name of registrant (depositor) as specified in its Charter)

                     Goldman Sachs Mortgage Company
             (Exact name of sponsor as specified in its Charter)

                                                       REMIC I  20-8962264
                                                      REMIC II  20-8962318
                                                     REMIC III  20-0285893
                   New York                      Grantor Trust  20-7423289
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)

          c/o Deutsche Bank National Trust Company
          1761 East St. Andrew Place
          Santa Ana, California                                  92705
 (Address of principal executive offices                     (Zip Code of
         of issuing entity)                                issuing entity)

            Issuing Entity's telephone number, including area code:
                               (714) 247-6000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment
     to this Form 10-K.         Not Applicable.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X] (Do not Check if a smaller reporting company) Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     See Item 15(a).

                                     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

                                     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accountant Fees and Services.

     Not Applicable.

              ADDITIONAL DISCLOSURE ITEM FOR REGULATION AB

     Item 1112(b) of Regulation AB, Significant Obligors Pools Assets (Financial Information).

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Information.

     The consolidated audited financial statements of XL Capital Assurance Inc. and Subsidiary and XL Financial Assurance Ltd. as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005, which appear as Exhibit 99.1 and 99.2, respectively, in Security Capital Assurance Ltd's (Commission CIK No. 0001358164), (the "Company"),
     Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission by the Company on March 26, 2008 (Commission
     File No. 001-32950) are incorporated by reference herein.

     Item 1115(b) of Regulation AB, Certain Derivative Instruments.

     Goldman Sachs Mitsui Marine Derivative Products, L.P. provides an interest rate swap agreement for the issuing entity. No additional disclosure is necessary because the significance percentage for the interest rate swap is less than 10%.

     Item 1117 of Regulation AB, Legal Proceedings.

     As of the date of the 424(b)(5) filing, there were no material legal or governmental proceedings currently pending or known to be contemplated against First Franklin Financial Corporation ("First Franklin Financial"). To the best of First Franklin Financial's knowledge, there were no material legal or governmental proceedings currently pending or known to be contemplated against First Franklin Financial, which if ultimately decided adversely to First Franklin Financial, would have a material adverse effect on the validity of the mortgage loans.

     In the Quarterly Report on Form 10-Q for the period ended September 28, 2007 filed by Merrill, Lynch & Co., Inc. ("Merrill Lynch") with the Securities and Exchange Commission ("SEC") on November 7, 2007, Merrill Lynch disclosed that the SEC staff initiated an inquiry into matters related to Merrill Lynch's subprime mortgage portfolio. Merrill Lynch disclosed that it was cooperating fully with the SEC in this matter.

     In the Annual Report on Form 10-K for the period ended December 31, 2007 filed by Security Capital Assurance Ltd ("SCA") with the Securities and Exchange Commission on March 17, 2008 (the "2007 10-K"), SCA disclosed that XL Capital Assurance Inc. ("XLCA") received a grand jury subpoena dated November 15, 2006 from the New York Office of the Antitrust Division of the U.S. Department of Justice in connection with an investigation into the municipal guaranteed investment contract market and related products. Thereafter, the Antitrust Division served a superseding grand jury subpoena dated November 30, 2006 addressed to XL Asset Funding Company I LLC ("XLAF") instead of XLCA. XLAF is a subsidiary of XL Capital Ltd ("XL Capital") and is not a subsidiary of SCA.

     SCA also disclosed in the 2007 10-K that in December 2007 and January 2008, three class action lawsuits, Brickman Investments, Inc. v.
     Security Capital Assurance Ltd et al., 2 West, Inc. v. Security Capital Assurance Ltd et al., and Clarke v. Security Capital Assurance Ltd et al., were commenced in the United States District Court for the Southern District of New York. Two of the lawsuits were filed on behalf of all persons who purchased SCA common shares in the secondary public offering by XL Insurance (Bermuda) Ltd ("XLI"), a wholly owned subsidiary of XL Capital, as selling shareholder, on or about June 6, 2007. The third lawsuit was filed on behalf of all persons who purchased or otherwise acquired SCA's securities from April 23, 2007 through December 10, 2007, including those who purchased shares in the secondary offering. The complaints name SCA, its President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, and XL Insurance Ltd as defendants, and they allege various violations of the Securities Act and the Exchange Act by the defendants. Two of the complaints also name the lead underwriters of the secondary offering as defendants. The complaints include claims that defendants' public statements, including the registration statement and prospectus related to the secondary offering, contained false and misleading statements and omitted to disclose material facts necessary to make the statements contained therein not misleading.

     SCA also disclosed in the 2007 10-K that in addition, on March 13, 2008, a class action lawsuit, Hinds County, Mississippi v. Wachovia Bank N.A. et al., was commenced, also in the United States District Court for the Southern District of New York, on behalf of all state, local and municipal government entities that purchased municipal derivatives from SCA or the other defendants in the period from January 1, 1992 through December 31, 2006. The complaint names thirty-six providers and brokers of municipal derivatives, including SCA, as defendants. The complaint alleges a conspiracy among the defendants to fix, raise, maintain or stabilize the price of, and to rig bids and allocate customers and market for, municipal derivatives.

     The complaints seek unspecified damages and other relief.

     In the Current Report on Form 8-K filed by Security Capital Assurance Ltd ("SCA") with the Securities and Exchange Commission on March 26, 2008 SCA disclosed that on February 22, 2008 and March 6, 2008, XL Capital Assurance Inc. ("XLCA") issued notices terminating seven CDS contracts with Merrill Lynch International under which XLCA had agreed to make payments to Merrill Lynch International on the occurrence of certain credit events pertaining to particular ABS CDOs referenced in the agreements. SCA disclosed that XLCA issued each of the termination notices on the basis of Merrill Lynch International's repudiation of certain contractual obligations under each of the agreements. SCA disclosed that Merrill Lynch International filed a lawsuit against XLCA in New York Federal Court, seeking a declaratory judgment that the seven CDS contracts are enforceable against XLCA. SCA disclosed that XLCA believes that Merrill Lynch International's lawsuit lacks merit and intends to vigorously defend the terminations. SCA disclosed that the notional amount of the credit default swaps at December 31, 2007 aggregated $3.1 billion before reinsurance ($0.8 billion after reinsurance). SCA further disclosed that for the year ended December 31, 2007, XLCA recorded a charge of $180.4 million relating to these CDS contracts, of which $56.2 million represents a net unrealized loss and is reflected in the accompanying statement of operations in the caption entitled "Net realized and unrealized losses on credit derivatives," and $124.2 million represents the provision of case basis reserves for losses and loss adjustment expenses and is reflected in the accompanying statement of operations in the caption entitled, "Net losses and loss adjustment expenses." SCA disclosed that at December 31, 2007, XLCA recorded a derivative liability and reserves for losses and loss adjustment expenses associated with these credit default swap contracts of $212.5 million and $509.1 million before reinsurance ($56.2 million and $124.2 million after reinsurance), respectively.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     The information regarding this Item has been previously filed in a 424(b)(5) filed on April 25, 2007 (Commission File No. 333-139817-06).

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     a) See Exhibits 33 and 34.

     b) Material instances of noncompliance:

        Home Loan Services, Inc. assessed its compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2007 and identified the following material instances of noncompliance.
        Item 1122(d)(1)(i), Item 1122(d)(2)(vii)(B) and Item 1122(d)(4)(x)(C).

        American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (collectively, "American Security") has assessed its compliance with the Applicable Servicing Criteria for the period of January 1, 2007 through December 31, 2007 (the "Reporting Period") and has identified a material instance of noncompliance with the Applicable Servicing Criteria. Specifically, American Security did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the related platform transactions necessary to determine compliance with Item 1122(d)(4)(xii).

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Exhibit 35.1.

                                      PART IV

     ITEM 15. Exhibits and Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) Not Applicable.

         (2) Not Applicable.

         (3)

        Exhibit 4.1 was filed as part of the Registrant's Current Report on Form 8-K (Commission File No. 333-139817-06) filed on May 11, 2007 and is incorporated by reference herein.

        Exhibit 4.1 Pooling and Servicing Agreement, dated as of April 1, 2007, among GS Mortgage Securities Corp., as depositor, Home Loan Services, Inc., as servicer, and Deutsche Bank National Trust Company, as trustee and supplemental interest trustee.

        Exhibit 4.2 was filed as part of the Registrant's Current Report on Form 8-K (Commission File No. 333-139817-06) filed on October 23, 2007 and is incorporated by reference herein.

        Exhibit 4.2 Amendment No. 1, dated as of October 19, 2007, to the Pooling and Servicing Agreement, dated as of April 1, 2007, among GS Mortgage Securities Corp., as depositor, Home Loan Services, Inc., as servicer, and Deutsche Bank National Trust Company, as trustee and supplemental interest trustee.

        Exhibit 4.3 was filed as part of the Registrant's Current Report on Form 8-K (Commission File No. 333-139817-06) filed on November 16, 2007 and is incorporated by reference herein.

        Exhibit 4.3 Amendment No. 2, dated as of November 16, 2007, to the Pooling and Servicing Agreement, dated as of April 1, 2007, among GS Mortgage Securities Corp., as depositor, Home Loan Services, Inc., as servicer, and Deutsche Bank National Trust Company, as trustee and supplemental interest trustee.

        Exhibit 31 Rule 13a-14(d)/15d-14(d) Certification.

        Exhibit 33.1 Home Loan Services, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.2 First American Real Estate Solutions of Texas, L.P.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.3 American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.4 Regulus Group LLC's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.5 Deutsche Bank National Trust Company's Annual
        Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Home Loan Services, Inc.'s Report (Exhibit 33.1) for Year End December 31, 2007.

        Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for First American Real Estate Solutions of Texas, L.P.'s Report (Exhibit 33.2) for Year End December 31, 2007.

        Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.'s Report (Exhibit 33.3) for Year End December 31, 2007.

        Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Regulus Group LLC's Report (Exhibit 33.4) for Year End December 31, 2007.

        Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.5) for Year End December 31, 2007.

        Exhibit 35.1 Home Loan Services, Inc.'s Annual Statement of Compliance for Year End December 31, 2007.

        Exhibit 99.1 was filed as Exhibit 99.1 and 99.2 of the Current Report on Form 8-K of Security Capital Assurance Ltd (Commission CIK No. 0001358164) filed with the Securities and Exchange Commission by the Company on March 26, 2008 (Commission File No. 001-32950) and is incorporated by reference herein.

        Exhibit 99.1 Consolidated Audited Financial Statements of XL Capital Assurance Inc. and Subsidiary and XL Financial Assurance Ltd., as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.

     (b) See (a) above.

     (c) Not Applicable.







                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               By: GS Mortgage Securities Corp.,
                                          as Depositor

                                      By:  /s/ Michelle Gill
                                           Michelle Gill
                                           Vice President
                                           (Senior Officer in Charge of
                                           Securitization of the Depositor)




     Date: March 31, 2008




     EXHIBIT INDEX

     Exhibit Document

        Exhibit 4.1 was filed as part of the Registrant's Current Report on Form 8-K (Commission File No. 333-139817-06) filed on May 11, 2007 and is incorporated by reference herein.

        Exhibit 4.1 Pooling and Servicing Agreement, dated as of April 1, 2007, among GS Mortgage Securities Corp., as depositor, Home Loan Services, Inc., as servicer, and Deutsche Bank National Trust Company, as trustee and supplemental interest trustee.

        Exhibit 4.2 was filed as part of the Registrant's Current Report on Form 8-K (Commission File No. 333-139817-06) filed on October 23, 2007 and is incorporated by reference herein.

        Exhibit 4.2 Amendment No. 1, dated as of October 19, 2007, to the Pooling and Servicing Agreement, dated as of April 1, 2007, among GS Mortgage Securities Corp., as depositor, Home Loan Services, Inc., as servicer, and Deutsche Bank National Trust Company, as trustee and supplemental interest trustee.

        Exhibit 4.3 was filed as part of the Registrant's Current Report on Form 8-K (Commission File No. 333-139817-06) filed on November 16, 2007 and is incorporated by reference herein.

        Exhibit 4.3 Amendment No. 2, dated as of November 16, 2007, to the Pooling and Servicing Agreement, dated as of April 1, 2007, among GS Mortgage Securities Corp., as depositor, Home Loan Services, Inc., as servicer, and Deutsche Bank National Trust Company, as trustee and supplemental interest trustee.

        Exhibit 31 Rule 13a-14(d)/15d-14(d) Certification.

        Exhibit 33.1 Home Loan Services, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.2 First American Real Estate Solutions of Texas, L.P.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.3 American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.4 Regulus Group LLC's Annual Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 33.5 Deutsche Bank National Trust Company's Annual
        Report on Assessment of Compliance for Year End December 31, 2007.

        Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Home Loan Services, Inc.'s Report (Exhibit 33.1) for Year End December 31, 2007.

        Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for First American Real Estate Solutions of Texas, L.P.'s Report (Exhibit 33.2) for Year End December 31, 2007.

        Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.'s Report (Exhibit 33.3) for Year End December 31, 2007.

        Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Regulus Group LLC's Report (Exhibit 33.4) for Year End December 31, 2007.

        Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.5) for Year End December 31, 2007.

        Exhibit 35.1 Home Loan Services, Inc.'s Annual Statement of Compliance for Year End December 31, 2007.

        Exhibit 99.1 was filed as Exhibit 99.1 and 99.2 of the Current Report on Form 8-K of Security Capital Assurance Ltd (Commission CIK No. 0001358164) filed with the Securities and Exchange Commission by the Company on March 26, 2008 (Commission File No. 001-32950) and is incorporated by reference herein.

        Exhibit 99.1 Consolidated Audited Financial Statements of XL Capital Assurance Inc. and Subsidiary and XL Financial Assurance Ltd., as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.